Form 10-K
OPTION ONE MORTGAGE ACCEP CORP ASSET BACK CERTS SER 2003-4
filed 2004-03-29
CIK 1241438

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-104020-01


        Option One Mortgage Loan Trust
        Asset-Backed Certificates
        Series 2003-4 Trust

     (Exact name of registrant as specified in its charter)


   Delaware                                         33-0727357

  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   Option One Mortgage Acceptance Corp
   3 Ada
   Irvine, CA                                    92618
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code:  (949) 790-3600


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.







  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            3
             Class A-2                           16
             Class C                              1
             Class M-1                            5
             Class M-2                           12
             Class M-3                            5
             Class M-4                            5
             Class M-5A                           5
             Class M-5F                           4
             Class M-6                           11
             Class P                              1
             Class R-1                            1
             Class R-2                            1
             Class R-3                            1

             Total:                              71


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Option One, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Option One, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Option One, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 7, 2003, December 9, 2003, and January 12, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

        On December 9, 2003 a report on Form 8-K/A was filed to revise the July 2003 remitance report.




   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.



                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Option One Mortgage Loan Trust
     Asset-Backed Certificates
     Series 2003-4 Trust
     (Registrant)



  Signed: Option One Mortgage Acceptance Corporation as Depositor


  By:     William L. O`Neill, Senior Vice President

  By: /s/ William L. O`Neill, Senior Vice President

  Dated: March 29, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Exhibit Index

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, William L. O'Neill, certifiy that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Option One Mortgage Acceptance Corporation, Asset Backed Certificates Series 2003-4;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank, N.A.


     Date: March 15, 2004

     /s/ William L. O`Neill
     Signature

     Senior Vice President
     Title


  Ex-99.1 (a)

(logo)
KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles. CA 90071-1568


Independent Accountants' Report


The Board of Directors and Stockholder
Option One Mortgage Corporation:


We have examined management's assertion that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.


In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.


/s/
KPMG LLP

February 27,2004


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


  Ex-99.2 (a)

OPTION
ONE   (logo)

Management Assertion

As of and for the year ended December 31, 2003, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestion Program for Mortgage Bankers. As of and for this same period Option One
Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $15,000,000 and $15,000,000, respectively.


/s/ Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer

/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer

/s/ Sheridan Brooks
Sheridan Brooks, Controller

/s/ John A. Vella
John A. Vella, Chief Servicing Officer


CORPORATE OFFICER * 3 ADA * IRVINE * CALIFORNIA 92818-2304


  Ex-99.3

OPTION ONE                                                      H&R Block (logo)
MORTGAGE        (logo)

an H&R Block company    (logo)


February 25,2004

Radian Insurance Inc.
1601 Market Street
Philadelphia, P A 19103
Attention: Controller Option One Mortgage Securities Corp. NIM Trust 2003-4

Financial Security Assurance Inc.
350 Park Avenue
New York, New York 10022
Attention: Transaction Oversight OOMC NIM Trust 2003-4

Wells Fargo Bank Minnesota, National Association
9062 Old Annapolis Road MAC-N2702-011
Columbia, MD 21045-1951
Attention: Option One Mortgage Loan Trust Series 2003-4

Standard & Poor's Rating Services
55 Water Street
New York, NY 10041

Fitch, Inc.
One State Street Plaza
New York, NY 10004

Moody's Investors Service, Inc.
99 Church Street
New York, NY 10007
Attention: MBS Monitoring/Option One Mortgage Loan Trust 2003-4

Pursuant to Section 3.20 of the Pooling and Servicing Agreement, dated and effective as of June 1, 2003, (the "Agreement") among OPTION ONE MORTGAGE ACCEPTANCE CORPORATION, as Depositor, OPTION ONE MORTGAGE CORPORATION, as Master Servicer, and WELLS FARGO BANK, N.A. formerly known as WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee, I certify that:

1. A review of the activities of the Master Servicer, during the calendar year ended December 31, 2003, and of performance under the aforementioned agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement during the calendar year ended December 31, 2003, subject to any matters noted in the servicing report provided under Section 3.21 of the Agreement.


/s/ William L. O'Neill
William L. O'Neill
Senior Vice President\Chief Financial Officer
Option One Mortgage Corporation


I, Sherry Morgan, an Assistant Secretary of Option One Mortgage Corporation, hereby certify that William L. O'Neill is a duly elected, qualified, and acting Senior Vice President of Option One Mortgage Corporation and that the signature appearing above is his genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this certificate as of 3/22/04.

By: /s/ Sherry Morgan
Name: Sherry Morgan
Title: Assistant Secretary


www.optiononeonline.com

6501 Irvine Center Drive * Irvine * California * 92618 * 800.326.1500 * Fax 949.784.6032


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            6,243,327.45         52,687,258.64                 0.00             747,312,741.36
   A-2                            2,184,975.72         21,349,091.19                 0.00             259,900,908.81
   C                             29,587,525.43                  0.00                 0.00              14,375,000.00
   M-1                              599,566.51                  0.00                 0.00              60,625,000.00
   M-2                              663,725.47                  0.00                 0.00              43,750,000.00
   M-3                              291,874.98                  0.00                 0.00              12,500,000.00
   M-4                              281,510.85                  0.00                 0.00              12,500,000.00
   M-5A                             226,135.72                  0.00                 0.00               8,500,000.00
   M-5F                             115,000.02                  0.00                 0.00               4,000,000.00
   M-6                              332,552.51                  0.00                 0.00              12,500,000.00
   P                              1,190,393.64                  0.00                 0.00                     100.00
   R-1                                    0.00                  0.00                 0.00                       0.00
   R-2                                    0.00                  0.00                 0.00                       0.00
   R-3                                    0.00                  0.00                 0.00                       0.00